Form 10-Q
period 2024-08-31
AFB Ltd
filed 2024-09-23
CIK 1995648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2024

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 23, 2024
Common Stock, $0.0001 par value	4,020,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS:

	CONDENSED BALANCE SHEETS AS OF AUGUST 31, 2024 (UNAUDITED) AND NOVEMBER 30, 2023 (AUDITED)	F-1

	CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024 (UNAUDITED) AND PERIOD ENDED AUGUST 31, 2023 (UNAUDITED)	F-2

	CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024 (UNAUDITED)	F-3

	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED AUGUST 31, 2024 (UNAUDITED) AND PERIOD ENDED AUGUST 31, 2023 (UNAUDITED)	F-4

	NOTES TO CONDENSED FINANCIAL STATEMENTS	F-5 – F-10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3 - 5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	6

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6

ITEM 4	MINE SAFETY DISCLOSURES	6

ITEM 5	OTHER INFORMATION	6

ITEM 6	EXHIBITS	6

SIGNATURES		7

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AFB LIMITED

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2024 (UNAUDITED) AND NOVEMBER 30, 2023 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of August 31, 2024	As of November 30, 2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Prepayments	$6,301	$51
Cash and cash equivalents	53,662	8,185
TOTAL CURRENT ASSETS	59,963	8,236

TOTAL ASSETS	$59,963	$8,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	6,844	22,550
Amount due to a director	24,241	7,381
TOTAL CURRENT LIABILITIES	31,085	29,931

TOTAL LIABILITIES	$31,085	$29,931

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 4,020,000 and 3,000,000 as of August 31, 2024 and November 30, 2023 respectively	$402	$300
Additional paid in capital	53,598	2,700
Accumulated deficit	(25,122)	(24,695)
TOTAL SHAREHOLDERS’ EQUITY	$28,878	$(21,695)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,963	$8,236

The accompanying notes are an integral part of these financial statements.

AFB LIMITED

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024 (UNAUDITED) AND PERIOD ENDED AUGUST 31, 2023 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended August 31, 2024	Period ended August 31, 2023	Nine months ended August 31, 2024	Period ended August 31, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$5,150	$-	$39,150	$-

COST OF REVENUE	(4,500)	-	(13,500)	-

GROSS PROFIT	$650	$-	$25,650	$-

GENERAL AND ADMINISTRATIVE EXPENSES	(12,894)	(2,124)	(26,077)	(2,124)

LOSS FROM OPERATION BEFORE INCOME TAX	$(12,244)	$(2,124)	$(427)	$(2,124)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	$(12,244)	$(2,124)	$(427)	$(2,124)

OTHER COMPREHENSIVE LOSS	-	-	-	-

TOTAL COMPREHENSIVE LOSS	$(12,244)	$(2,124)	$(427)	$(2,124)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	3,506,630	3,000,000	3,168,877	3,000,000

The accompanying notes are an integral part of these financial statements.

AFB LIMITED

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 18, 2023 (Date of Inception)	3,000,000	$300	$2,700	$-	$3,000
Net loss	-	-	-	(24,695)	(24,695)
Balance as of November 30, 2023	3,000,000	300	2,700	(24,695)	(21,695)
Net profit	-	-	-	7,586	7,586
Balance as of February 29, 2024	3,000,000	300	2,700	(17,109)	(14,109)

Net profit	-	-	-	4,231	4,231
Balance as of May 31, 2024	3,000,000	300	2,700	(12,878)	(9,878)
Issuance of share	1,020,000	102	50,898	-	51,000
Net loss	-	-	-	(12,244)	(12,244)
Balance as of August 31, 2024	4,020,000	402	53,598	(25,122)	28,878

The accompanying notes are an integral part of these financial statements.

AFB LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2024 (UNAUDITED) AND PERIOD ENDED AUGUST 31, 2023 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Nine months ended August 31, 2024	Period ended August 31, 2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(427)	$(2,124)

Changes in operating assets and liabilities:
Prepayments	(6,250)	-
Other payables and accrued liabilities	(15,706)	-
Amount due to a director	$16,860	$2,124
Subscription receivable	-	(3,000)

Net cash used in operating activities	$(5,523)	$(3,000)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of share	$51,000	$3,000

Net cash provided by financing activity	$51,000	$3,000

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net increase in cash and cash equivalents	$45,477	$-
Cash and cash equivalents, beginning of period/at date of inception	8,185	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,662	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

AFB LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2024 (UNAUDITED) AND PERIOD ENDED AUGUST 31, 2023 (UNAUDITED)

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

The Company’s executive office is located at R27 3/F, New Timely Building, 497 Castle Peak Road, Lai Chi Kok, Kowloon, Hong Kong.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for AFB Limited for the period ended August 31, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2024, the Company resulting in accumulated deficit of $25,122 and a working capital surplus of $28,878.

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

4. PREPAYMENTS

As of August 31, 2024 and November 30, 2023, the company has prepayments consists of following:

	As of August 31, 2024	As of November 30, 2023
	(Unaudited)	(Audited)
Web expenses	$9	$51
Prepaid transfer agent fee	1,913	-
Prepaid filing fee	4,379	-
Total prepayments	$6,301	$51

5. CASH AND CASH EQUIVALENTS

As of August 31, 2024 and November 30, 2023, the company has cash and cash of equivalents which comprises of $53,662 and $8,185 bank balances respectively which are readily available and non-restricted cash flow.

6. AMOUNT DUE TO A DIRECTOR

As of August 31, 2024 and November 30, 2023, the sole director of the Company advanced $24,241 and $7,381 respectively to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Mr. Wong, has been compensated for the services, with a monthly salary of $1,500 beginning on 18th August 2023.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of August 31, 2024 and November 30, 2023, the Company has other payables and accrued liabilities consist of following:

	As of August 31, 2024	As of November 30, 2023
	(Unaudited)	(Audited)
Deferred revenue	$4,000	$18,000
Accrued audit fee	2,844	3,750
Accrued professional fee	-	800
Total other payables and accrued liabilities	$6,844	$22,550

8. STOCKHOLDERS’ EQUITY

On August 18, 2023, upon the incorporation of the Company, Tak Chun Wong, subscribed 3,000,000 shares of common stock at par value of $0.001 per share for a total subscription value of $3,000.

As of November 30, 2023, the Company has 75,000,000 shares of commons stock authorized and 3,000,000 shares of common stock issued and outstanding, respectively.

During the nine months ended August 31, 2024, the Company issued an aggregated of 1,020,000 shares of its common stock at $0.05 per share for aggregate gross proceeds of $51,000.

As of August 31, 2024 the Company has 75,000,000 shares of commons stock authorized and 4,020,000 shares of common stock issued and outstanding, respectively.

9. INCOME TAX

The loss from operation before income taxes of the Company for the nine months ended August 31, 2024 and period ended August 31, 2023 were comprised of the following:

	For the nine months ended August 31, 2024	Period ended August 31, 2023
	(Unaudited)	(Unaudited)
Tax jurisdictions from:	$	$
– Local	(427)	(2,124)

Loss from operation before income tax	$(427)	$(2,124)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of August 31, 2024, the operations in the United States of America incurred $25,122 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance of approximately $5,276 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of August 31, 2024 and November 30, 2023:

	As of August 31, 2024	As of November 30, 2023
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$5,276	$5,186
Less: valuation allowance	(5,276)	(5,186)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $5,276 as of August 31, 2024 and $5,186 as of November 30, 2023.

10. CONCENTRATIONS OF RISK

Customer Concentration

For the period ended August 31, 2023, the Company didn’t generate any revenues.

For the three months ended August 31, 2024, there were solely one customer who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended August 31, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer F	$5,150	100%	$-
Total	$5,150	100%	$-

For the nine months ended August 31, 2024, there were four customers who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the nine months ended August 31, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer C	$11,250	29%	$-
Customer D	10,000	25	-
Customer E	6,000	15	-
Customer F	5,150	13	-
Total	$32,400	82%	$-

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

	For the Nine Months Ended and As of August 31, 2024
By Business Unit	IT Business	Total
Revenue	$39,150	$39,150

Cost of revenue	(13,500)	(13,500)
General and administrative expenses	(26,077)	(26,077)

Loss from operations	(427)	(427)

Total assets	$59,963	$59,963
Capital expenditure	$-	$-

For the Period Ended and As of August 31, 2023
By Business Unit	IT Business	Total
Revenue	$-	$-

Cost of revenue	-	-
General and administrative expenses	(2,124)	(2,124)

Loss from operations	(2,124)	(2,124)

Total assets	$-	$-
Capital expenditure	$-	$-

	For the Nine Months Ended and As of August 31, 2024
By Country	Hong Kong	Total
Revenue	$39,150	$39,150

Cost of revenue	(13,500)	(13,500)
General and administrative expenses	(26,077)	(26,077)

Loss from operations	(427)	(427)

Total assets	$59,963	$59,963
Capital expenditure	$-	$-

For the Period Ended and As of August 31, 2023
By Country	Hong Kong	Total
Revenue	$-	$-

Cost of revenue	-	-
General and administrative expenses	(2,124)	(2,124)

Loss from operations	(2,124)	(2,124)

Total assets	$-	$-
Capital expenditure	$-	$-

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2024 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1/A dated July 11, 2024, for the period from inception on August 18, 2023 to November 30, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form S-1/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

The Company’s executive office is located at R27 3/F, New Timely Building, 497 Castle Peak Road, Lai Chi Kok, Kowloon, Hong Kong.

Results of operations

For the three months ended August 31, 2024 and for the period ended August 31, 2023

Revenues

For the three months ended August 31, 2024, the Company generated revenue in the amount of $5,150. The revenue generated was from the Company providing eCommerce and digital marketing consultant services to the customers. The cost of revenue for the three months ended August 31, 2024 was $4,500 solely incurred for director salary.

For the period ended August 31, 2023, the Company didn’t generate any revenues.

General and Administrative Expenses

For the three months ended August 31, 2024, the Company had general and administrative expenses in the amount of $12,894. These were primarily comprised of audit fees, legal and professional fees, transfer agent fees and charges for opening of bank account.

For the period ended August 31, 2023, the Company had general and administrative expenses in the amount of $2,124. These were primarily comprised of filing fee and bank charges.

Net Loss

For the three months ended August 31, 2024 and for the period ended August 31, 2023, the Company has incurred a net loss of $12,244 and $2,124 respectively.

For the nine months ended August 31, 2024 and for the period ended August 31, 2023

Revenues

For the nine months ended August 31, 2024, the Company generated revenue in the amount of $39,150. The revenue generated was from the Company providing eCommerce and digital marketing consultant services to the customers. The cost of revenue for the nine months ended August 31, 2024 was $13,500 solely incurred for director salary.

For the period ended August 31, 2023, the Company didn’t generate any revenues.

General and Administrative Expenses

For the nine months ended August 31, 2024, the Company had general and administrative expenses in the amount of $26,077. These were primarily comprised of audit fees, legal and professional fees, transfer agent fees and charges for opening of bank account.

For the period ended August 31, 2023, the Company had general and administrative expenses in the amount of $2,124. These were primarily comprised of filing fee and bank charges.

Net Loss

For the nine months ended August 31, 2024 and for the period ended August 31, 2023, the Company has incurred a net loss of $427 and $2,124 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $5,523 for the nine months ended August 31, 2024. The cash used in operating activities was primarily consist of net loss, increase in prepayment and decrease in deferred revenue and accrued liabilities contra by increase in the amount due to our director.

Net cash used in operating activities was $3,000 for the period ended August 31, 2023. The cash used in operating activities was primarily consist of net loss and increase in subscription receivable contra by increase in the amount due to our director.

Cash Used in Investing Activity

For the nine months ended August 31, 2024 and period ended August 31, 2023 the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activity

For the nine months ended August 31, 2024, the Company generate net cash of $51,000 by issued an aggregated of 1,020,000 shares of its common stock at $0.05 per share for aggregate gross proceeds of $51,000.

For the period ended August 31, 2023 the Company generate net cash of $3,000 by issued an aggregated of 3,000,000 shares of its common stock at $0.001 per share for aggregate gross proceeds of $3,000.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of August 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of August 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended August 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kowloon, Hong Kong, on September 23, 2024.

AFB Limited

By:	/s/ Tak Chun Wong
Name:	Tak Chun Wong
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	September 23, 2024

-7-