Form 10-K
period 2024-11-30
AFB Ltd
filed 2025-01-24
CIK 1995648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2025
Common Stock, $0.0001 par value	4,020,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

AFB LIMITED

FORM 10-K

For the Fiscal Year Ended November 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “AFB Limited” are references to AFB Limited, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

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

The Company’s executive office is located at R27 3/F, New Timely Building, 497 Castle Peak Road, Lai Chi Kok, Kowloon, Hong Kong.

Description of Business

Primary Market and Limited Operating History

AFB Limited serves as an e-commerce advisory firm, specializing in guiding businesses through the complexities of online commerce. Leveraging our expertise and industry insights, we assist companies in formulating and implementing effective e-commerce strategies, facilitating their success in the dynamic digital marketplace. At this time, we primarily operate in Hong Kong, with a focus on seeking new clients in throughout Southeast Asia.

Operation without trademark and patent

The absence of trademark and patent protection poses notable risks for the Company. In failing to secure trademark registration, the distinct elements of the Company’s brand identity, such as its name and logo, remain vulnerable to unauthorized use. This lack of protection may result in confusion among consumers and potentially dilute the Company’s brand integrity.

Without the legal shield of trademark registration, enforcing exclusive rights becomes challenging, and the Company may face difficulties in mitigating instances of trademark infringement. Similarly, the absence of patent protection for the Company’s innovative products and processes exposes it to the risk of competitors replicating these advancements without fear of legal repercussions. This lack of a legal monopoly can diminish the Company’s competitive edge and hinder its ability to capitalize on its intellectual property.

Nature, Scope and Procedure of Services

Services offered by AFB Limited are flexible, available for independent or bundled options based upon our clients’ needs and aspirations. The pricing approach employed varies according to the specific requirements and complexity of each client’s project. Customized service proposals are crafted, and fees are negotiated accordingly. Additional charges, such as those related to advertising spent on e-commerce platforms, may also apply.

Our customized services are delineated across three distinct stages: the pre-engagement planning phase, the execution phase, and the monitor and review phase. This structured approach enables us to formulate personalized strategies, guiding our clients through the intricacies of online commerce.

Pre-Engagement Planning Phase

1. Client Inquiry and Initial Consultation: Upon client expression of interest, we schedule an initial consultation to comprehend their fundamental thoughts, needs, and objectives.

2. Goal Setting: We then conduct a comprehensive assessment to delineate the client’s e-commerce goals and objectives, refining them based on their specific needs.

3. Proposal and Contracting: Based upon the results of our goal setting meeting, we develop a tailored service proposal incorporating timelines and fees.

4. E-commerce & Digital Marketing Strategy Development: We collaborate with the client in formulating a personalized e-commerce strategy, addressing key components such as:

a. Platform Assessment: Evaluate the suitability of platforms like Lazada, Shopee, or others, aligning with the client’s target market, product offerings, and business goals.

b. Pricing Strategy: Devise competitive pricing strategies to attract customers while ensuring profitability.

c. Advertising Campaigns: Plan and implement paid advertising campaigns within the selected platform to enhance visibility and drive sales.

d. Promotional Strategies: Create and manage promotions, discounts, and flash sales to attract and retain customers.

e. Market Research: Analyze competitors on e-commerce platforms, identifying strengths, weaknesses, and opportunities.

f. Competitor Benchmarking: Determine competitor pricing, product offerings, and marketing strategies.

g. Feedback Management: Develop strategies for effectively managing customer feedback, reviews, and ratings.

h. Market Entry Strategy: Assist in expanding the client’s presence to other regions or countries, leveraging the platform’s international capabilities.

i. Localization: Adapt product listings, marketing materials, and customer support to align with the preferences and languages of the target market.

Execution Phase

1. Account Setup: We assist to facilitate the seamless creation and setup of accounts on selected platforms, meticulously ensuring the provision and verification of all essential information.

2. Storefront Design: Craft an appealing and user-centric store layout on the chosen platform, integrating visually appealing elements such as banners, logos, and strategically organized product listings.

3. Product Listings: Optimize product listings by incorporating high-quality images, detailed descriptions, pricing, and relevant keywords to enhance discoverability and search engine visibility.

Monitor and Review Phase

1. Data Tracking: Implement advanced analytics tools to systematically track and analyze key metrics such as sales figures, customer behavior patterns, and overall traffic on the selected e-commerce platforms.

2. Data Analysis: Conduct in-depth analysis of the gathered performance data, aiming to:

a. Identify Trends: Discern emerging trends that could influence future strategies and decision-making.

b. Uncover Opportunities: Pinpoint potential opportunities for optimization, expansion, or refinement.

c. Identify Areas for Improvement: Recognize and address areas requiring enhancement or adjustment for enhanced overall performance.

3. Reporting: Regularly compile comprehensive reports presenting a clear overview of strategy effectiveness and then utilize these reports to make informed, data-driven decisions that align with the overarching goals and objectives of the business.

Sales and Marketing

Our promotional strategy involves leveraging our website, located at https://afbltd.wixsite.com/mysite, as a central hub for showcasing our services. In conjunction with this, we actively engage in social media marketing campaigns, with a particular focus on platforms such as Twitter, LinkedIn, and various e-commerce industry forums. This multi-channel approach aims to enhance our online presence and effectively reach our target audience.

Furthermore, we recognize the importance of direct engagement, and as part of our outreach efforts, we actively participate in relevant business events. By attending these events, we aim to foster meaningful relationships with potential customers and collaborators, contributing to the overall growth and visibility of our services in the industry.

Employees and Function

Currently, we, “AFB Limited”, have only one employee, our sole officer and director, Tak Chun Wong, who is compensated at present for his services, working approximately 20 hours a week on the Company, but is prepared to devote more time if necessary. The Company intends to hire more employees who possess industry-related experience to assist in the development and execution of our business operations.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our employee, Officer and/or Director.

Competition

Our competitive strengths are grounded in a strategic differentiation approach, where our focus is on delivering highly customized services that guide our clients comprehensively through their e-commerce journey. Our service model is intricately structured into three distinct stages: planning, execution, and performance monitoring and review, with each stage meticulously tailored to align with the specific goals of our client’s company.

During the planning stage, our collaboration with clients is intensive, aiming to understand their objectives and customize a strategy that precisely meets their unique requirements. In the execution phase, we implement the tailored plan with a commitment to ensuring a seamless and efficient process. The performance monitoring and review stage involves ongoing analysis, allowing us to assess outcomes and make necessary adjustments for optimal performance.

One of our distinctive strengths lies in the dynamism of our approach. Acknowledging the evolving goals and needs of our client companies, we proactively amend and optimize our services to guarantee an ongoing, tailored fit. This commitment ensures that our clients not only achieve mastery of the platforms but also receive services that continually align with their changing business landscape.

In assessing our market, we have identified several key competitors, including Kangxiang, Jet Commerce, and Shopline. This awareness allows us to benchmark our services effectively and strategically position ourselves in the competitive landscape.

Government Regulations

While the company is not directly subject to specific government regulations related to its business activities, given that its primary business operations are conducted in Hong Kong, the company is obligated to prioritize adherence to Hong Kong’s Personal Data (Privacy) Ordinance, ensuring compliance with privacy laws and obtaining explicit consent for data collection and processing. Non-compliance may result in penalties imposed by authorities.

Additionally, careful attention should be directed towards intellectual property rights, including proactive measures against potential trademark infringements. Strict adherence to copyright laws, particularly in the realm of digital marketing, is essential. To protect the company’s brand and creative assets, thorough trademark searches, timely trademark registrations, and regular monitoring for unauthorized use will most likely be necessary.

In the creation of digital marketing materials, strict adherence to copyright laws is imperative. Obtaining necessary permissions for third-party content and ensuring adequate protection for the company’s own content are crucial considerations.

Despite operating in Hong Kong, it is essential to acknowledge that Hong Kong operates under the principle of ‘one country, two systems’ as a part of China. In conducting business, the company must consider trade relationships between China and the United States. Uncertainties regarding the implementation and enforcement of new People’s Republic of China (PRC) laws, rules, and regulations on US companies need careful attention.

The China Securities Regulatory Commission (CSRC) introduced the Administrative Measures for the Overseas Issuance of Securities and Listing by Domestic Enterprises last year, with the aim of regulating and overseeing fundraising activities of Chinese companies in global markets. As of the date of this prospectus, we are not currently subject to these regulations. However, given the ongoing uncertainty in the legal framework between Hong Kong and China, it is possible that we may be required to obtain and maintain approvals from relevant authorities in the future. Such a requirement could lead to a material change in our operations and/or the value of the securities being registered for sale. Additionally, there is a risk that it could significantly limit or completely hinder our ability to offer or continue offering securities to investors, potentially causing the value of such securities to decline significantly or render them worthless.

Potential adverse effects on company interests may arise from changes in PRC government policies, including alterations in laws, regulations, or their interpretation, confiscatory taxation, currency conversion restrictions, import restrictions, or expropriation or nationalization of private enterprises. Despite the PRC government’s pursuit of economic reform policies, uncertainties exist, especially in the event of changes in leadership, social or political disruptions, or other circumstances impacting the PRC’s political, economic, and social environment.

As a company operating primarily in Hong Kong, we bear several critical obligations in regards to ensuring compliance with intellectual property (IP) laws, cybersecurity regulations, and privacy legislation, including:

●	Trademark law, the company must actively register and protect its distinctive brands, conduct thorough searches, and diligently enforce trademark rights.

●	Copyright law necessitates a vigilant approach to respecting and safeguarding creative works, requiring the company to obtain proper permissions for use and adhere to copyright durations.

●	Patent law, the obligation lies in securing patents for inventions and respecting the rights of patent holders.

●	International treaties, such as the Paris Convention and Berne Convention, necessitate alignment with global IP standards.

●	Customs Recordation places a duty on the company to register trademarks and copyrights with Customs, actively preventing the influx or outflow of counterfeit goods.

●	Engaging with the Intellectual Property Office becomes imperative, involving seeking guidance, filing applications, and staying informed about IP policies and procedures. In the domain of cybersecurity, the company is obligated to safeguard personal and corporate data, implementing robust security measures and adhering to data breach notification requirements.

●	Privacy laws mandate the protection of individuals’ personal information, demanding compliance with consent-based data processing, data security standards, and respect for privacy rights.

Non-compliance not only risks legal consequences but could cause a material change in our operations and/or the value of the securities we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

AFB Limited has no subsidiaries, is an entity incorporated in Nevada, US, and is conducting business primarily in Hong Kong. Investors purchasing an interest in the Company are doing so directly in AFB Limited. The Company is subject to following Hong Kong laws and regulations:

●	The Personal Data (Privacy) Ordinance (PDPO), is a fundamental regulation governing the collection, use, and handling of personal data. Non-compliance with PDPO can lead to fines and legal actions, with potential repercussions on the company’s reputation and customer trust.

●	Intellectual property protection, governed by trademark, copyright, and patent laws, is essential to prevent infringement issues and legal disputes that could compromise the company’s business exclusivity.

●	Cybersecurity and data security regulations, guided by local guidelines and international standards, aim to safeguard against breaches that may result in data loss, financial losses, and regulatory penalties.

●	E-commerce regulations under the Electronic Transactions Ordinance address legal aspects of digital transactions, with non-compliance potentially leading to legal challenges, customer disputes, and reputational harm.

●	Consumer protection laws, such as the Trade Descriptions Ordinance, are crucial for safeguarding consumer rights, and violations can result in legal actions and damage to the company’s reputation.

●	General contract laws govern commercial transactions, emphasizing the importance of well-drafted contracts to avoid disputes and legal consequences.

●	The Competition Ordinance prohibits anti-competitive conduct, and adherence is critical to avoid fines, legal actions, and damage to market reputation.

●	Tax laws, outlined in the Inland Revenue Ordinance, govern corporate taxation, and non-compliance may lead to penalties, audits, and legal consequences.

●	Employment laws, including the Employment Ordinance, establish regulations for employment relationships, and failure to comply may result in legal actions, fines, and damage to employer reputation.

Each of the above regulations play a crucial role in shaping the legal framework for digital services operations in Hong Kong, and adherence is paramount to ensuring sustainable and compliant business practices in the region. The enforceability of civil liabilities in Hong Kong is a cornerstone of the region’s legal system, rooted in the principles of the common law. Hong Kong’s legal framework provides a robust and transparent environment for addressing civil disputes, ensuring that contractual agreements and legal obligations are upheld. The common law system, inherited from the British legal tradition, operates on established legal precedents and principles, contributing to clarity and consistency in legal interpretations. Parties involved in civil disputes in Hong Kong have access to an independent and impartial judiciary, and the court system is structured to handle a diverse range of civil cases. Once a judgment is obtained from a Hong Kong court, various enforcement measures, such as asset seizure and wage garnishment, can be employed. Hong Kong also has reciprocal enforcement agreements with numerous jurisdictions, facilitating the recognition and enforcement of foreign judgments. Arbitration, as an alternative dispute resolution method, is widely utilized, and arbitral awards enjoy enforceability similar to court judgments. While the legal framework in Hong Kong is well-established, businesses should be mindful of associated costs and timelines in legal proceedings. Clear contractual terms, legal advice, and consideration of alternative dispute resolution mechanisms contribute to effective dispute resolution.

In addition, the Company has assessed the enforceability of China’s Enterprise Tax Law. Although the Enterprise Tax Law itself does not directly apply to Hong Kong, indirectly, in the case of cross-border transactions, failure to adhere to withholding taxes may lead to increased scrutiny and potential disputes with tax authorities. Non-compliance may result in penalties, fines, and legal actions initiated by the tax authorities in both mainland China and Hong Kong.

While we believe Hong Kong’s legal system is renowned for its stability and adherence to the common law principles, the ongoing political uncertainties in both China and Hong Kong could potentially pose challenges to this established legal framework. The “one country, two systems” principle, which delineates a high degree of autonomy for Hong Kong, has faced increasing scrutiny and challenges in recent years. The political landscape and evolving relations between the Chinese central government and Hong Kong authorities have led to concerns about potential impacts on the legal system. Political uncertainties, particularly those arising from changes in the interpretation and application of the Basic Law by the National People’s Congress Standing Committee in Beijing, have created an environment where the autonomy and independence of Hong Kong’s legal system may be subject to reassessment. The imposition of national security laws in Hong Kong and other legislative changes has raised questions about the potential influence of mainland China on Hong Kong’s legal processes. While the legal system in Hong Kong remains distinct, the broader political context has raised concerns about potential implications for judicial independence, the rule of law, and the enforceability of civil liabilities. The perceived erosion of autonomy in Hong Kong could impact the overall business environment, introducing uncertainties for companies operating in the region.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1C. CYBERSECURITY

As of November 30, 2024, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or rent any properties. At this time, we utilize the office space of our sole officer and director, Tak Chun Wong, at no cost. Our office is located at R27 3/F, New Timely Building, 497 Castle Peak Road, Lai Chi Kok, Kowloon, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders

As of November 30, 2024, we have 31 shareholders on record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transfer Online, Inc, with an address at 512 SE Salmon St., Portland, OR 97214, United States and telephone number is +1 (503) 227-2950.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Recent Sales of Unregistered Securities

No securities have been sold by the Company during the period covered by this Form 10-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended November 30, 2024.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended November 30, 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on June 24, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

We, AFB Limited, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on August 18, 2023.

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

The Company’s executive office is located at R27 3/F, New Timely Building, 497 Castle Peak Road, Lai Chi Kok, Kowloon, Hong Kong.

Our cash and cash equivalents are $29,258 as of November 30, 2024. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended November 30, 2024, the Company incurred a net loss of $31,850 and used cash in operating activities of $29,927 and borrowed $28,741 from our director. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Results of operations for the year ended November 30, 2024 and the period ended November 30, 2023

Revenues

For the years ended November 30, 2024, the Company has generated a revenue of $43,150.

For the period ended November 30, 2023, the Company has generated a revenue of $6,000.

Revenue is generated through provision distinct phases of services to customer, encompassing provision of advisory services on e-commerce & digital marketing strategy, execution of website development and design services and post execution monitor and review services to customers.

General and Administrative Expenses

For the years ended November 30, 2024, the Company incurred general and administrative expenses of $57,000. These were primarily comprised of other professional fee, audit fees, stock and registrar fees, bank charges and legal fees.

For the period ended November 30, 2023, the Company incurred general and administrative expenses of $25,518. These were primarily comprised of audit fees, legal fees, bank charges and taxation service fee.

Net Loss

For the years ended November 30, 2024, the Company incurred a net loss of $31,850.

For the period ended November 30, 2023, the Company incurred a net loss of $24,695.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has increased by $21,073, from $8,185 as of November 30, 2023 to $29,258 as of November 30, 2024. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash (Used in)/provided by Operating Activities

For the year ended November 30, 2024, the Company has used $29,927 in operating activities, which was primarily attributable to net loss from operation, increase in prepayment, decrease in other payables and accrued liabilities contra by increase in amount due to a director.

For the period ended November 30, 2023, net cash provided by operating activities was $5,185. The cash provided by operating activities was attributable by increase in accrued liabilities, amount due to our director and deferred revenue contra by net loss and increase in prepayment.

Cash Used in Investing Activity

For the year ended November 30, 2024 and period ended November 30, 2023 the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activity

For the year ended November 30, 2024, the Company generate net cash of $51,000 by issued an aggregated of 1,020,000 shares of its common stock at $0.05 per share for aggregate gross proceeds of $51,000.

For the period ended November 30, 2023 the Company did not generate nor used any cash in financing activity.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of November 30, 2024.

Contractual Obligation

As a smaller reporting company, we are not required to provide the aforementioned information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of November 30, 2024, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2024.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of November 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the year ended November 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices

Tak Chun Wong	37	Chief Executive Officer, President, Secretary, Treasurer, Director

Tak Chun Wong - President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Director

In 2012, Mr. Wong obtained a Bachelor of Science Degree in Computer Science from Staffordshire University in the UK, where he gained a foundation in computer science principles and problem-solving techniques within the information technology field. From 2013 to the present, Mr. Wong has held the role of Business Manager at Digitalab Limited, a Hong Kong Company, which provides import and export consulting services engaged in international trade. As a Business Manager, he is responsible for a wide range of strategic and operational activities. One of his key responsibilities is leading and setting a professional tone within the workplace. Under his guidance, his team has achieved positive results and exceeded various performance targets. His leadership style involves vision, motivation, and clear communication to foster a culture of collaboration and high work ethic.

In August 2023, Mr. Wong founded AFB Limited and serves as our Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary, and Director. At this time, Mr. Wong spends approximately 20 hours per week on AFB Limited and 20 hours per week on Digitalab Limited.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies.

At this time the Board of Directors, is comprised of only one individual, Mr. Tak Chun Wong, who reviews the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director(s) believe that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Our sole director does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and our current financial condition.

Involvement in Certain Legal Proceedings

Our Directors and our Officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

At this time, the Board of Directors, is comprised of only one individual, Mr. Tak Chun Wong.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer and Director, Tak Chun Wong, at the address appearing on the first page of this Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended November 30, 2024.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from December 1, 2023 to November 30, 2024:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended November 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Tak Chun Wong, Chief Executive Officer, Chief Financial Officer, Director	2024	$18,000	-	-	-	-	-	-	$18,000

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 30, 2024, the Company has 4,020,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Tak Chun Wong Chief Executive Officer, Chief Financial Officer and Director	3,000,000	75%	-	-	75%
5% or Greater Shareholders	-	-	-	-	-

*Officers and or Directors who may hold a 5% or greater controlling interest in the Company are included above, but only under the subtitle, “Executive Officers and Directors”.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On August 18, 2023, we issued 3,000,000 shares of our common stock to Mr. Tak Chun Wong, our Chief Executive Officer, Chief Financial Officer, and Director in consideration of $3,000, or $0.001 per share.

In regards to the above transaction we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sale of stock since the sale of stock was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

As of November 30, 2024, the sole director of the Company advanced $28,741 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended November 30, 2024 and period ended November 30, 2023. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since November 1, 2023.

ACCOUNTING FEES AND SERVICES	For the year ended November 30, 2024	Period ended November 30, 2023

Audit fees	$16,800	$7,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$16,800	$7,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AFB LIMITED and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFB LIMITED

Date: January 24, 2025	By:	/s/ Tak Chun Wong
	Name:	Tak Chun Wong
	Title:	Chief Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tak Chun Wong	Chief Executive Officer, President, Secretary, Treasurer, Director
Tak Chun Wong	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	January 24, 2025

AFB LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AFB Limited

R27 3/F, New Timely Building

497 Castle Peak Road

Lai Chi Kok, Kowloon

Hong Kong

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AFB Limited (the ‘Company’) as of November 30, 2024 and 2023, and the related statement of operations and comprehensive loss, statement of change in stockholders' equity and statement of cash flows for the year and period ended November 30, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of two financial periods in the year and period ended November 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended November 30, 2024, the Company incurred loss from operations of $31,850, resulting in accumulated deficit of $56,545, working capital deficit of $2,545 and net cash used in operating activities of $29,927. For the period ended November 30, 2023, the Company incurred loss from operations of $24,695, resulting in accumulated deficit of $24,695 and working capital deficit of $21,695. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

The Company revenue includes delivery of e-commerce strategy consulting, platform implementation and integration services as well as delivery of analytics and performance monitoring and review services. The Company has recorded $43,150 revenue for the financial year and as of 30 November 2024.

As revenue is a presumed fraud risk areas in the consideration of fraud in a financial statements audit in accordance with AS2401, we have identified revenue as the primarily focus on the financial statements audit in addressing fraud risk consideration. While ASC 606 is the revenue recognition standard that affects all businesses that enter into contracts with customers to transfer goods and service, we had examined the accuracy of the timing of revenue recognition (cut-off testing) and appropriateness of performance obligation recognition to make sure it is in accordance with the standard.

Our audit procedures in this area among others to test the completeness, accuracy, cut-off and occurrence of revenue included the following:

a)	Identified the performance obligations within contractual agreements;

b)	Assessed and evaluated the degree of control of the Company has over the goods and services and the point at which control is transferred to the customer;

c)	Reviewing the application of revenue recognition criteria, including satisfactory of performance obligations and transfer of risk and rewards;

d)	Evaluating the completeness and adequacy of disclosures related to revenue recognition; and

e)	Inquiry management to understand their judgements, assumptions and policies related to revenue recognition.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2023.
Kuala Lumpur, Malaysia

January 24, 2025

PCAOB ID: 6723

Item 1. Financial Statements

AFB LIMITED

BALANCE SHEETS

AS OF NOVEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of November 30, 2024	As of November 30, 2023
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Prepayment	$4,548	$51
Cash and cash equivalents	29,258	8,185
TOTAL CURRENT ASSETS	33,806	8,236

TOTAL ASSETS	$33,806	$8,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	7,610	22,550
Amount due to a director	28,741	7,381
TOTAL CURRENT LIABILITIES	36,351	29,931

TOTAL LIABILITIES	$36,351	$29,931

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 4,020,000 and 3,000,000 as of November 30, 2024 and 2023 respectively	$402	$300
Additional paid in capital	53,598	2,700
Accumulated deficit	(56,545)	(24,695)
TOTAL SHAREHOLDERS’ EQUITY	$(2,545)	$(21,695)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,806	$8,236

See accompanying notes to consolidated financial statements.

AFB LIMITED

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED NOVEMBER 30, 2024 AND THE PERIOD ENDED
NOVEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended November 30, 2024	Period ended November 30, 2023
	(Audited)	(Audited)
REVENUE	$43,150	6,000

COST OF REVENUE	(18,000)	(5,177)

GROSS PROFIT	$25,150	823

GENERAL AND ADMINISTRATIVE EXPENSES	(57,000)	(25,518)

LOSS FROM OPERATION BEFORE INCOME TAX	$(31,850)	(24,695)

INCOME TAX EXPENSES	-	-

NET LOSS	$(31,850)	(24,695)

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE LOSS	$(31,850)	(24,695)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,380,956	3,000,000

See accompanying notes to consolidated financial statements.

AFB LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2024 AND THE PERIOD ENDED NOVEMBER 30, 2023

(AUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 18, 2023 (Date of Inception)	3,000,000	$300	$2,700	$-	$3,000
Net loss	-	-	-	(24,695)	(24,695)
Balance as of November 30, 2023	3,000,000	300	2,700	(24,695)	(21,695)
Net loss	-	-	-	(31,850)	(31,850)
Issuance of shares	1,020,000	102	50,898	-	51,000
Balance as of November 30, 2024	4,020,000	402	53,598	(56,545)	(2,545)

See accompanying notes to consolidated financial statements.

AFB LIMITED

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2024 AND THE PERIOD ENDED
NOVEMBER 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended November 30, 2024	Period ended November 30, 2023
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,850)	$(24,695)
Changes in operating assets and liabilities:
Prepayment	(4,497)	(51)
Other payables and accrued liabilities	(14,940)	22,550
Amount due to a director	21,360	7,381

Net cash flows (used in)/provided by operating activities	(29,927)	5,185

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of shares	51,000	-

Net cash flows provided by financing activity	51,000	-

Effect of exchange rate changes in cash and cash equivalents	-	-

Net changes in cash and cash equivalents	21,073	5,185
Cash and cash equivalents, beginning of year/period	8,185	3,000

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$29,258	$8,185

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

AFB LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2024 AND THE PERIOD ENDED NOVEMBER 30, 2023

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

The Company’s executive office is located at R27 3/F, New Timely Building, 497 Castle Peak Road, Lai Chi Kok, Kowloon, Hong Kong.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for AFB Limited for the period ended November 30, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

The reporting currency of the Company is United States Dollars (“US$”), which is also the functional currency of the Company.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended November 30, 2024, the Company incurred loss from operations of $31,850 resulting in accumulated deficit of $56,545, working capital deficit of $2,545 and net cash used in operating activities of $29,927.

For the period ended November 30, 2023, the Company incurred loss from operations of $24,695 resulting in accumulated deficit of $24,695 and working capital deficit of $21,695.

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

Revenue Recognition

Revenue is generated through provision distinct phases of services to customer, encompassing provision of advisory services on e-commerce & digital marketing strategy, execution of website development and design services and post execution monitor and review services to customers.

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company recognizes the revenue for planning and execution services upon the client’s signing of the service completion confirmation. Meanwhile, revenue for performance monitoring and review services is recognized by equally allocating it over a fixed period stipend in agreement and might varies customer to customer.

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

Earnings Per Share

The Company reports earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC Topic 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Measurement of Credit Losses on Financial Instruments

The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss methodology with an expected credit loss methodology known as the Current Expected Credit Loss (CECL) model. This new standard requires entities to estimate credit losses over the life of a financial asset based on historical experience, current conditions, and reasonable forecasts.

The adoption of the CECL model applies to the Company’s portfolio of trade receivables and other financial assets, and resulted in changes to the methodology for determining the allowance for credit losses. Under the CECL model, the Company recognizes an allowance for credit losses at the inception of a financial asset and adjusts it over the life of the asset based on updated expectations of credit losses.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value Measurement

Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

Recently Issued and Adopted Accounting Standards

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

3. PREPAYMENT

As of November 30, 2024 and 2023, prepayment consist of following:

	As of November 30, 2024	As of November 30, 2023
Prepaid transfer agent fee	$1,414	$-
Prepaid filing fee	3,134	-
Prepaid web expenses	-	51
Total prepayment	$4,548	$51

4. CASH AND CASH EQUIVALENTS

As of November 30, 2024 and 2023, the company has cash and cash of equivalents which comprises of $29,258 and $8,185 bank balances respectively which are readily available and non-restricted cash flow.

5. AMOUNT DUE TO A DIRECTOR

	As of November 30, 2024	As of November 30, 2023
Amount due to a director	$28,741	$7,381

As of November 30, 2024, and 2023, the sole director of the Company advanced $28,741 and $7,381 respectively to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Mr. Wong, has been compensated for the services, with a monthly salary of $1,500.

6. OTHER PAYABLES AND ACCRUED LIABILITIES

As of November 30, 2024 and 2023, the Company has other payables and accrued liabilities consist of following:

	As of November 30, 2024	As of November 30, 2023
Deferred revenue	$-	$18,000
Other payable	110	-
Accrued audit fee	7,500	3,750
Accrued professional fee	-	800
Total other accruals	$7,610	$22,550

7. SHAREHOLDERS’ EQUITY

On August 18, 2023, upon the incorporation of the Company, Tak Chun Wong, subscribed 3,000,000 shares of common stock at par value of $0.001 per share for a total subscription value of $3,000.

As of November 30, 2023, the Company has 75,000,000 shares of commons stock authorized and 3,000,000 shares of common stock issued and outstanding, respectively.

During the year ended November 30, 2024, the Company issued an aggregated of 1,020,000 shares of its common stock at $0.05 per share for aggregate gross proceeds of $51,000.

As of November 30, 2024 the Company has 75,000,000 shares of commons stock authorized and 4,020,000 shares of common stock issued and outstanding, respectively.

8. INCOME TAX

The loss from operation before income tax of the Company for the years ended November 30, 2024 and period ended November 30, 2023 were comprised of the following:

	For the year ended November 30, 2024	Period ended November 30, 2023
Tax jurisdictions from:
– Local	$(31,850)	$(24,695)

Loss before income taxes	$(31,850)	$(24,695)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of November 30, 2024, the operations in the United States of America incurred $56,545 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2044, if unutilized. The Company has provided for a full valuation allowance of approximately $11,874 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of November 30, 2024 and 2023:

	As of November 30,
	2024		2023
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		11,874		5,186
Less: valuation allowance		(11,874)		(5,186)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $11,874 as of November 30, 2024.

9. CONCENTRATION OF RISK

Customer Concentration

For the year ended November 30, 2024 and the period ended November 30, 2023, there were four and three customers respectively who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the year ended November 30, 2024	Period ended November 30, 2023	For the year ended November 30, 2024	Period ended November 30, 2023	For the year ended November 30, 2024	Period ended November 30, 2023
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$-	$1,000	-%	17%	$-	$-
Customer B	-	1,250	-%	21%	-
Customer C	11,250	3,750	26%	62%	-	-
Customer D	10,000	-	23%	-%	-	-
Customer E	6,000	-	14%	-%	-	-
Customer F	9,150	-	21%	-%	-	-
Total	$36,400	$6,000	84%	100%	$-	$-

10. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, apparel and garment trading business and two reportable segments based on country, United States and Non-United States.

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

	For the Year Ended and As of November 30, 2024
By Business Unit	IT Business	Total
Revenue	$43,150	$43,150

Cost of revenue	(18,000)	(18,000)
General and administrative expenses	(57,000)	(57,000)

Loss from operations	(31,850)	(31,850)

Total assets	$33,806	$33,806
Capital expenditure	$-	$-

	For the Period ended November 30, 2023
By Business Unit	IT Business	Total
Revenue	$6,000	$6,000

Cost of revenue	(5,177)	(5,177)
General and administrative expenses	(25,518)	(25,518)

Loss from operations	(24,695)	(24,695)

Total assets	$8,236	$8,236
Capital expenditure	$-	$-

	For the Year Ended and As of November 30, 2024
By Country	Hong Kong	Total
Revenue	$43,150	$43,150

Cost of revenue	(18,000)	(18,000)
General and administrative expenses	(57,000)	(57,000)

Loss from operations	(31,850)	(31,850)

Total assets	$33,806	$33,806
Capital expenditure	$-	$-

	For the Period ended November 30, 2023
By Country	Hong Kong	Total
Revenue	$6,000	$6,000

Cost of revenue	(5,177)	(5,177)
General and administrative expenses	(25,518)	(25,518)

Loss from operations	(24,695)	(24,695)

Total assets	$8,236	$8,236
Capital expenditure	$-	$-

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after November 30, 2024 up through the date the Company issued the financial statements. During this period, there was no subsequent event that required recognition or disclosure.

