Form 10-Q
period 2025-02-28
AFB Ltd
filed 2025-03-21
CIK 1995648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 21, 2025
Common Stock, $0.0001 par value	4,020,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS:

	CONDENSED BALANCE SHEETS AS OF FEBRUARY 28, 2025 (UNAUDITED) AND NOVEMBER 30, 2024 (AUDITED)	F-1

	CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024 (UNAUDITED)	F-2

	CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024 (UNAUDITED)	F-3

	CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FEBRUARY 29, 2024 (UNAUDITED)	F-4

	NOTES TO CONDENSED FINANCIAL STATEMENTS	F-5 – F-11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	7

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4	MINE SAFETY DISCLOSURES	7

ITEM 5	OTHER INFORMATION	7

ITEM 6	EXHIBITS	7

SIGNATURES		8

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AFB LIMITED

CONDENSED BALANCE SHEETS

AS OF FEBRUARY 28, 2025 (UNAUDITED) AND NOVEMBER 30, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of February 28, 2025	As of November 30, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,513	$29,258
Prepayments	9,110	4,548
TOTAL CURRENT ASSETS	29,623	33,806

TOTAL ASSETS	$29,623	$33,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	9,517	7,610
Amount due to a director	33,390	28,741
TOTAL CURRENT LIABILITIES	42,907	36,351

TOTAL LIABILITIES	$42,907	$36,351

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 4,020,000 shares as of February 28, 2025 and November 30, 2024 respectively	$402	$402
Additional paid in capital	53,598	53,598
Accumulated deficit	(67,284)	(56,545)
TOTAL SHAREHOLDERS’ EQUITY	$(13,284)	$(2,545)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,623	$33,806

The accompanying notes are an integral part of these financial statements.

AFB LIMITED

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended February 28, 2025	Three months ended February 29, 2024
	(Unaudited)	(Unaudited)
REVENUE	$3,683	$22,000

COST OF REVENUE	(4,500)	(4,500)

GROSS (LOSS)/PROFIT	$(817)	$17,500

GENERAL AND ADMINISTRATIVE EXPENSES	(9,922)	(9,914)

(LOSS)/PROFIT FROM OPERATION BEFORE INCOME TAX	$(10,739)	$7,586

INCOME TAX EXPENSES	-	-

NET (LOSS)/PROFIT	$(10,739)	$7,586

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE (LOSS)/PROFIT	$(10,739)	$7,586

NET (LOSS)/PROFIT PER SHARE- BASIC AND DILUTED	(0.00)	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	4,020,000	3,000,000

The accompanying notes are an integral part of these financial statements.

AFB LIMITED

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of November 30, 2024	4,020,000	$402	$53,598	$(56,545)	$(2,545)
Net loss	-	-	-	(10,739)	(10,739)
Balance as of February 28, 2025	4,020,000	402	53,598	(67,284)	(13,284)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of November 30, 2023	3,000,000	$300	$2,700	$(24,695)	$(21,695)
Net profit	-	-	-	7,586	7,586
Balance as of February 29, 2024	3,000,000	300	2,700	(17,109)	(14,109)

The accompanying notes are an integral part of these financial statements.

AFB LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended February 28, 2025	Three months ended February 29, 2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(10,739)	$7,586

Changes in operating assets and liabilities:
Prepayments	(4,562)	14
Other payables and accrued liabilities	1,907	(7,450)
Amount due to a director	$4,649	$5,350

Net cash (used in)/provided by operating activities	$(8,745)	$5,500

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net (decrease)/increase in cash and cash equivalents	$(8,745)	$5,500
Cash and cash equivalents, beginning of period	29,258	8,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,513	$13,685

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

AFB LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED) AND FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024 (UNAUDITED)

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

The Company’s executive office is located at R27 3/F, New Timely Building, 497 Castle Peak Road, Lai Chi Kok, Kowloon, Hong Kong.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for AFB Limited for the period ended February 28, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended February 28, 2025, the Company incurred loss from operations of $10,739 resulting in accumulated deficit of $67,284, working capital deficit of $13,284 and net cash used in operating activities of $8,745.

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

4. PREPAYMENTS

As of February 28, 2025 and November 30, 2024, the company has prepayments consists of following:

	As of February 28, 2025	As of November 30, 2024
	(Unaudited)	(Audited)
Prepaid OTC markets fee	$6,287	$-
Prepaid transfer agent fee	921	1,414
Prepaid filing fee	1,902	3,134
Total prepayments	$9,110	$4,548

5. CASH AND CASH EQUIVALENTS

As of February 28, 2025 and November 30, 2024, the company has cash and cash of equivalents which comprises of $20,513 and $29,258 bank balances respectively which are readily available and non-restricted cash flow.

6. AMOUNT DUE TO A DIRECTOR

As of February 28, 2025 and November 30, 2024, the sole director of the Company advanced $33,390 and $28,741 respectively to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Mr. Wong, has been compensated for the services, with a monthly salary of $1,500 beginning on 18th August 2023.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of February 28, 2025 and November 30, 2024, the Company has other payables and accrued liabilities consist of following:

	As of February 28, 2025	As of November 30, 2024
	(Unaudited)	(Audited)
Deferred revenue	$6,317	$-
Other payable	100	110
Accrued audit fee	3,100	7,500
Total other payables and accrued liabilities	$9,517	$7,610

8. STOCKHOLDERS’ EQUITY

On August 18, 2023, upon the incorporation of the Company, Tak Chun Wong, subscribed 3,000,000 shares of common stock at par value of $0.001 per share for a total subscription value of $3,000.

As of November 30, 2024, the Company has 75,000,000 shares of commons stock authorized and 4,020,000 shares of common stock issued and outstanding, respectively.

During the three months ended February 28, 2025, the Company has not issued shares.

As of February 28, 2025 the Company has 75,000,000 shares of commons stock authorized and 4,020,000 shares of common stock issued and outstanding, respectively.

9. INCOME TAX

The (loss)/profit from operation before income taxes of the Company for the three months ended February 28, 2025 and February 29. 2024 were comprised of the following:

	For the three months ended February 28, 2025	For the three months ended February 29, 2024
	(Unaudited)	(Unaudited)
Tax jurisdictions from:	$	$
– Local	(10,739)	7,586

(Loss)/profit from operation before income tax	$(10,739)	$7,586

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of February 28, 2025, the operations in the United States of America incurred $67,284 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $14,130 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of February 28, 2025 and November 30, 2024:

	As of February 28, 2025	As of November 30, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$14,130	$11,874
Less: valuation allowance	(14,130)	(11,874)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $14,130 as of February 28, 2025 and $11,874 as of November 30, 2024.

10. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended February 28, 2025 and February 29, 2024, there were two customers and four customers respectively who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended February 28, 2025	For the three months ended February 29, 2024	For the three months ended February 28, 2025	For the three months ended February 29, 2024	For the three months ended February 28, 2025	For the three months ended February 29, 2024
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$2,070	$3,000	56%	14%	$-	$-
Customer B	1,613	3,750	44%	17%	-	-
Customer C	-	11,250	-%	51%	-	-
Customer D	-	2,500	-%	11%	-	-
Total	$3,683	$20,500	100%	93%	$-	$-

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

	For the Three Months Ended and As of February 28, 2025
By Business Unit	IT Business	Total
Revenue	$3,683	$3,683

Cost of revenue	(4,500)	(4,500)
General and administrative expenses	(9,922)	(9,922)

Loss from operations	(10,739)	(10,739)

Total assets	$29,623	$29,623
Capital expenditure	$-	$-

	For the Three Months Ended and As of February 29, 2024
By Business Unit	IT Business	Total
Revenue	$22,000	$22,000

Cost of revenue	(4,500)	(4,500)
General and administrative expenses	(9,914)	(9,914)

Profit from operations	7,586	7,586

Total assets	$13,722	$13,722
Capital expenditure	$-	$-

	For the Three Months Ended and As of February 28, 2025
By Country	Hong Kong	Total
Revenue	$3,683	$3,683

Cost of revenue	(4,500)	(4,500)
General and administrative expenses	(9,922)	(9,922)

Loss from operations	(10,739)	(10,739)

Total assets	$29,623	$29,623
Capital expenditure	$-	$-

	For the Three Months Ended and As of February 29, 2024
By Country	Hong Kong	Total
Revenue	$22,000	$22,000

Cost of revenue	(4,500)	(4,500)
General and administrative expenses	(9,914)	(9,914)

Loss from operations	7,586	7,586

Total assets	$13,722	$13,722
Capital expenditure	$-	$-

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 28, 2025 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1/A dated June 24, 2024, for the period from inception on August 18, 2023 to November 30, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form S-1/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on June 24, 2024, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

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

The Company’s executive office is located at R27 3/F, New Timely Building, 497 Castle Peak Road, Lai Chi Kok, Kowloon, Hong Kong.

Results of operations

For the three months ended February 28, 2025 and February 29, 2024

Revenues

For the three months ended February 28, 2025, the Company generated revenue in the amount of $3,683. The revenue generated was from the Company providing eCommerce and digital marketing consultant services to the customers. The cost of revenue for the three months ended February 28, 2025 was $4,500 solely incurred for director salary.

For the three months ended February 29, 2024, the Company generated revenue in the amount of $22,000. The revenue generated was from the Company providing eCommerce and digital marketing consultant services to the customers. The cost of revenue for the three months ended February 29, 2024 was $4,500 solely incurred for director salary.

General and Administrative Expenses

For the three months ended February 28, 2025, the Company had general and administrative expenses in the amount of $9,922. These were primarily comprised of audit fees, transfer agent fees and other professional fees.

For the three months ended February 29, 2024, the Company had general and administrative expenses in the amount of $9,914. These were primarily comprised audit fees, bank charges and legal and professional fees.

Net (Loss)/Profit

For the three months ended February 28, 2025 and February 29, 2024, the Company has incurred a net loss of $10,739 and net profit of $7,586 respectively.

Liquidity and Capital Resources

Cash (Used in)/Provided by Operating Activities

Net cash used in operating activities was $8,745 for the three months ended February 28, 2025. The cash used in operating activities was primarily consist of net loss, increase in prepayment contra by increase in amount due to our director and increase in other payables and accrued liabilities.

Net cash provided by operating activities was $5,500 for the three months ended February 29, 2024. The cash provided by operating activities was primarily consist of net income, decrease in prepayment and increase in amount due to our director contra by decrease in other payables and accrued liabilities.

Cash Used in Investing Activity

For the three months ended February 28, 2025 and February 29, 2024 the Company did not generate nor used any cash in investing activity.

Cash Used in Financing Activity

For the three months ended February 28, 2025 and February 29, 2024, the Company did not generate nor used any cash in financing activity.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of February 28, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of February 28, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended February 28, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kowloon, Hong Kong, on March 21, 2025.

AFB Limited

By:	/s/ Tak Chun Wong
Name:	Tak Chun Wong
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	March 21, 2025

-8-